Form 10-Q
period 2026-06-30
Ares Acquisition Corp III
filed 2026-08-13
CIK 2128115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-43375

ARES ACQUISITION CORPORATION III

(Exact name of Registrant as specified in its charter)

Cayman Islands	001-43375	98-1929025
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

245 Park Avenue, 44th Floor, New York, NY 10167

(Address of principal executive office) (Zip Code)

(212) 710-2100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-tenth of one redeemable warrant	AAC.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	AAC	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	AAC WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 10, 2026, 39,500,000 Class A ordinary shares, par value $0.0001, and 9,918,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION III

Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements	3
Unaudited Condensed Balance Sheet as of June 30, 2026	3
Unaudited Condensed Statements of Operations for the three months ended June 30, 2026 and for the period from March 25, 2026 (Inception) through June 30, 2026	4
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2026 and for the period from March 25, 2026 (Inception) through June 30, 2026	5
Unaudited Condensed Statements of Cash Flows for the period from March 25, 2026 (Inception) through June 30, 2026	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION III

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets
Current assets:
Cash	$3,300,000
Prepaid expenses	13,800
Total current assets	3,313,800
Cash held in Trust Account	6,900,000
Deferred offering costs	714,974
Total assets	$10,928,774

Liabilities and shareholders’ deficit
Current liabilities:
Accrued offering costs	$563,034
Accrued expenses	20,941
Due to related party	10,201,111
Promissory note - related party	147,977
Total current liabilities	10,933,063

Commitments and contingencies

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; 9,918,750 shares issued and outstanding(1)	992
Additional paid-in capital	24,008
Accumulated deficit	(29,289)
Total shareholders’ deficit	(4,289)
Total liabilities and shareholders’ deficit	$10,928,774
(1)Includes up to 1,293,750 Class B ordinary shares that were subject to forfeiture if the underwriters do not exercise the over-allotment option in full or in part. On June 30, 2026, the underwriters partially exercised their over-allotment option and 1,250,000 Class B ordinary shares are no longer subject to forfeiture (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period
		from March 25,
	For the three	2026 (Inception)
	months ended	through
	June 30, 2026	June 30, 2026
General and administrative expenses	$12,218	$29,289
Net loss	$(12,218)	$(29,289)

Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	8,638,736	8,637,755
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)
(1)Excludes up to 43,750 Class B ordinary shares that are subject to forfeiture if the underwriters do not exercise the remaining over-allotment option in full or in part (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM MARCH 25, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

					Total
			Additional		Shareholders’
	Class B Ordinary Shares(1)		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 25, 2026 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	9,918,750	992	24,008	—	25,000
Net loss	—	—	—	(17,071)	(17,071)
Balance as of March 31, 2026	9,918,750	992	24,008	(17,071)	7,929
Net loss	—	—	—	(12,218)	(12,218)
Balance as of June 30, 2026	9,918,750	$992	$24,008	$(29,289)	$(4,289)
(1)Includes up to 1,293,750 Class B ordinary shares that were subject to forfeiture if the underwriters do not exercise the over-allotment option in full or in part. On June 30, 2026, the underwriters partially exercised their over-allotment option and 1,250,000 Class B ordinary shares are no longer subject to forfeiture (see Note 6). All share and per share amounts as of March 31, 2026 have been retroactively restated to reflect the share recapitalizations and share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period
from March 25,
2026 (Inception)
through
June 30, 2026
Cash flows from operating activities:
Net loss	$(29,289)
Payment of formation costs through issuance of Class B ordinary shares	21,037
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(13,800)
Accrued expenses	20,941
Due to related party	1,111
Net cash provided by operating activities	—

Cash flows from investing activities:
Cash deposited in Trust Account	(6,900,000)
Net cash used in investing activities	(6,900,000)

Cash flows from financing activities:
Advance payment from Sponsor	10,200,000
Net cash provided by financing activities	10,200,000

Net change in cash	3,300,000
Cash – beginning of period	—
Cash – end of period	$3,300,000

Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued offering costs	$563,034
Deferred offering costs paid by Sponsor through promissory note	$147,977
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$3,963

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

Ares Acquisition Corporation III (the “Company”) was incorporated as a Cayman Islands exempted company on March 25, 2026. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 25, 2026 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering of the Company’s securities (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 29, 2026. On July 1, 2026, the Company completed its Initial Public Offering of 39,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,000,000 Units to cover over-allotments (the “Over-Allotment Units”), at a purchase price of $10.00 per Unit (see Note 3). Each Unit consists of one Class A ordinary share and one-tenth of one redeemable warrant (“Public Warrant”). The Initial Public Offering generated gross proceeds of $395,000,000, and incurred offering costs of $22,451,800, of which $13,825,000 was for deferred underwriting discounts (see Note 5 and Note 9).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,466,667 warrants (the “Private Placement Warrants”), including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000, in a private placement (the “Private Placement”) to Ares Acquisition Holdings III LP, a Cayman Island limited partnership (the “Sponsor”) (see Note 9).

Upon the closing of the Initial Public Offering and the Private Placement, $395,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States and invested solely in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for Permitted Withdrawals (defined below), the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. Substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding amounts disbursed to the Company for working capital purposes and the deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, including interest earned on the funds held in the Trust Account less (i) amounts withdrawn or eligible to be withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years) (such amounts “Working Capital Withdrawals”); and (ii) amounts withdrawn or eligible to be withdrawn to pay the Company’s tax obligations (such amounts “Tax Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a general meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Class B ordinary shares, and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares acquired in or after the Initial Public Offering in favor of a Business Combination, and not to redeem any shares owned by them in connection with a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to their Class B ordinary shares and any Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has 24 months from the closing of the Initial Public Offering, until the end of the Extended Period (as defined below) or until such earlier date as the Company’s board of directors may approve to complete a Business Combination (the “Combination Period”). Upon the Company entering into a letter of intent with a potential target business in connection with an initial Business Combination, the period of time in which the Company may complete a Business Combination will be automatically extended from 24 months to 30 months from the closing of the Initial Public Offering (the “Extended Period”). The Combination Period currently expires on July 1, 2028. If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares. Any such redemption will be at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less Working Capital Withdrawals, Tax Withdrawals and up to $100,000 of interest that may be released to the Company to fund the costs and expenses of its dissolution and liquidation) divided by the number of the then-outstanding Public Shares (together with the Working Capital Withdrawals and the Tax Withdrawals, the “Permitted Withdrawals”). Any such redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to its Class B ordinary shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s officers or directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting discounts (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less Permitted Withdrawals. This liability will not apply with respect to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation, fluctuations in interest rates, financial market instability, certain geopolitical events, conflicts in the middle east and evolving expectations regarding monetary and U.S. trade policies. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of Class B ordinary shares and a loan from the Sponsor pursuant to the Promissory Note (see Note 4). On July 8, 2026, the Company repaid the outstanding balance of $156,632 under the Promissory Note.

Following the completion of the Initial Public Offering on July 1, 2026, the Company has $1,720,000 in cash held outside of the Trust Account. In addition, the Company may withdraw interest earned on the Trust Account to fund its working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years). And in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) (see Note 4). As of June 30, 2026, the Company had not made any Working Capital Withdrawals, and no amounts were outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers to meet its needs through the earlier of the completion of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and completing the Business Combination.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statement and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on July 8, 2026 and June 30, 2026, respectively.

Emerging Growth Company

The Company is an EGC. As an EGC, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards. Private companies are those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,300,000 of cash and no cash equivalents as of June 30, 2026.

Cash Held in Trust Account

As of June 30, 2026, the Company had $6,900,000 in cash held in the Trust Account. The balance consists of proceeds received in advance from the Sponsor in connection with the Private Placement consummated simultaneously with the closing of the Initial Public Offering.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

The Company accounts for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of June 30, 2026, no warrants have been issued.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees and other costs that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Upon completion of the Initial Public Offering on July 1, 2026, offering costs allocated to the Class A ordinary shares were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as warrants after management’s evaluation are accounted for under equity treatment.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares as of June 30, 2026 were reduced for the effect of an aggregate of 43,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised, in full or in part, by the underwriters (see Note 6). As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

On July 1, 2026, the Company completed its Initial Public Offering of 39,500,000 Units, including 5,000,000 Over-Allotment Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $395,000,000, and incurring offering costs of $22,451,800, of which $13,825,000 was for deferred underwriting discounts (see Note 5). Each Unit consists of one Class A ordinary share and one-tenth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTIONS

Class B Ordinary Shares

On March 31, 2026, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through June 30, 2026, the Company effectuated share recapitalizations and a share surrender resulting in the Sponsor holding an aggregate of 9,918,750 Class B ordinary shares, which would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor agreed to forfeit up to 1,293,750 Class B ordinary shares to the extent that the Full Over-Allotment (as defined below) is not exercised so that the Class B ordinary shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 30, 2026, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units and 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of June 30, 2026, there are 43,750 Class B ordinary shares subject to forfeiture to the extent that the underwriters do not exercise the remaining over-allotment option. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination, or earlier at the option of the holder of the Class B ordinary shares, on a one-for-one basis, subject to certain adjustments (see Note 6).

The Sponsor has agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,466,667 Private Placement Warrants, including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000 in the Private Placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants may expire worthless.

Related Party Loans

Promissory Note

On March 31, 2026, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $400,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2026 and the completion of the Initial Public Offering. As of June 30, 2026, there was $147,977 outstanding under the Promissory Note. On July 8, 2026, the Company repaid the outstanding balance of $156,632 under the Promissory Note. Borrowings under the Promissory Note were no longer available after completion of the Initial Public Offering.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, provide the Company with Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may only use working capital held outside the Trust Account to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no Working Capital Loans were outstanding.

Due to Sponsor

Advance Payment from Sponsor

On June 30, 2026, the Sponsor made an advance payment of $10,200,000 in relation to the Private Placement, of which $6,900,000 was deposited into the Trust Account and the remaining $3,300,000 was cash held outside of the Trust Account. As of June 30, 2026, the Company had $10,200,000 outstanding in connection with such payment as reflected in due to related party in the accompanying unaudited condensed balance sheet.

Administrative Service Fee

On June 29, 2026, the Company entered into an agreement with the Sponsor to pay a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or liquidation of the Company. The Company incurred $1,111 for both the three months ended June 30, 2026 and for the period from March 25, 2026 (inception) through June 30, 2026 in connection with such services. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2026, the Company had $1,111 outstanding in connection with such services as reflected in due to related party in the accompanying unaudited condensed balance sheet.

Advisory Agreement

On June 29, 2026, the Company engaged Ares Management Capital Markets LLC (“AMCM”), an affiliate of the Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. As payment for such services, AMCM received an advisory fee of $1,580,000, paid upon the closing of the Initial Public Offering on July 1, 2026, and will receive a deferred advisory fee of up to $2,765,000, payable solely if the Company completes the initial Business Combination and with respect to amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the completion of the initial Business Combination. The deferred advisory fee will be calculated based on the amount of these redemptions, subject to a minimum fee of $625,000. These fees will be reimbursed from a portion of the fees paid to the underwriters.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants (and the Class A ordinary shares underlying such Private Placement Warrants) and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and the Class A ordinary shares underlying such warrants) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. Following the completion of the Business Combination, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders are entitled to “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement and Advisory Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,175,000 additional Units (“the “Full Over-Allotment”) to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 30, 2026, the underwriters partially exercised the over-allotment option for an additional 5,000,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $7,900,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting discount of $0.35 per Unit, or $13,825,000 in the aggregate. The deferred underwriting discount shall only be due on a Unit if the Class A ordinary share contained in such Unit is not redeemed prior to or in connection with the Company’s initial Business Combination, subject to a minimum aggregate deferred underwriting discount of $2,500,000. Notwithstanding the foregoing, if either or both of the underwriters acts as a placement agent in connection with a proposed private placement of equity securities in connection with the Company’s initial Business Combination and such underwriter receives fees in connection with such role in excess of such underwriter’s portion of the minimum aggregate deferred underwriting discount, the minimum aggregate deferred underwriting discount shall not apply for such underwriter. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes the Initial Business Combination, subject to the terms of the underwriting agreement.

On June 29, 2026, the Company engaged AMCM, an affiliate of the Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. As payment for such services, AMCM receives certain advisory fees (see Note 4). The fees will be reimbursed from a portion of the fees paid to the underwriters.

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2026, the amount of these contingent fees with the service provider was $1,401,828.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2026, there were 9,918,750 Class B ordinary shares issued and outstanding, of which 43,750 Class B ordinary shares are subject to forfeiture to the extent that the underwriters do not exercise the remaining over-allotment option.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holders of the Class B ordinary shares, on a one-for-one basis, subject to adjustment. If additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance). The adjustment will ensure that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

7. WARRANTS

Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Public Warrants that are attached to Class A ordinary shares that are redeemed prior to, or in connection with, completion of the Company’s initial Business Combination will be cancelled and expire upon redemption of such shares without the payment or any additional consideration.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating to the registration statement is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise have been registered on a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, following an initial Business Combination, and have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement relating to the Initial Public Offering or a new registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after such closing, and to maintain the effectiveness of such registration statement, and a current prospectus relating to it, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act. In the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and
●if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the exercise price of the warrants and the $18.00 per share redemption trigger price will be adjusted in certain circumstances. Specifically, these adjustments apply if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest on such issuances, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions); and (iii) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share. If all three conditions above are met, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (see Note 4) will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis, be non-redeemable and be entitled to registration rights.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as a group that includes the chief executive officer, chief financial officer and chief operating officer, that collectively reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, the CODM has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that is reported on the unaudited condensed statements of operations. The measure of segment assets is reported on the condensed balance sheet as total assets. The CODM reviews general and administrative expenses, which represent the significant segment expenses, which are included in the accompanying unaudited condensed statements of operations. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and, eventually, a Business Combination. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements. Other than as described below, the Company concluded that there have been no events that have occurred that would require adjustments to the unaudited condensed financial statements.

On July 1, 2026, the Company completed the Initial Public Offering of 39,500,000 Units, including 5,000,000 Over-Allotment Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $395,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,466,667 Private Placement Warrants, including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000 in a Private Placement to the Sponsor.

On July 1, 2026, in connection with the closing of the Initial Public Offering, the underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $7,900,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to deferred underwriting discounts of $0.35 per Unit, or $13,825,000 in the aggregate (see Note 5).

On July 8, 2026, the Company repaid the outstanding balance of $156,632 under the Promissory Note. Borrowings under the Promissory Note were no longer available after completion of the Initial Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Ares Acquisition Corporation III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed on March 25, 2026 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

All activity for the period from March 25, 2026 (inception) through June 30, 2026 related to our formation and the preparation for the Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026 and for the period from March 25, 2026 (inception) through June 30, 2026, we had a net loss of $12,218 and $29,289, respectively, representing our general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan from our Sponsor pursuant to the Promissory Note (see Note 4). As of June 30, 2026, there was $147,977 outstanding under the Promissory Note. On July 8, 2026, we repaid the outstanding balance of $156,632 under the Promissory Note.

On July 1, 2026, we consummated our Initial Public Offering of 39,500,000 Units, including 5,000,000 Over-Allotment Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $395,000,000, and incurring offering costs of $22,451,800, of which $13,825,000 was for deferred underwriting discounts. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,466,667 Private Placement Warrants, including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000, to our Sponsor. As of immediately after the Initial Public Offering, we have $1,720,000 in cash held outside of the Trust Account.

In addition, we may withdraw interest earned on the Trust Account to fund our working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years). And in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, to provide us with Working Capital Loans (see Note 4). As of June 30, 2026, we had not made any Working Capital Withdrawals, and no amounts were outstanding under any Working Capital Loan.

Trends Affecting Our Business

We continue to evaluate the impact of persistent inflation, fluctuations in interest rates, financial market instability, certain geopolitical events, conflicts in the middle east and evolving expectations regarding monetary and U.S. trade policies. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities.

Administrative Service Fee

On June 29, 2026, we entered into an agreement to pay our Sponsor a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of our initial Business Combination or our liquidation.

Underwriting Agreement and Advisory Agreement

The underwriters will be entitled to a deferred underwriting discount of $13,825,000. The deferred underwriting discount shall only be due on a Unit if the Class A ordinary shares contained in such Unit is not redeemed prior to or in connection with our initial Business Combination, subject to a minimum aggregate deferred underwriting discount of $2,500,000. Notwithstanding the foregoing, if either or both of the underwriters acts as a placement agent in connection with a proposed private placement of equity securities in connection with our initial Business Combination and such underwriter receives fees in connection with such role in excess of such underwriter’s portion of the minimum aggregate deferred underwriting discount, the minimum aggregate deferred underwriting discount shall not apply for such underwriter. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely if we complete the Initial Business Combination, subject to the terms of the underwriting agreement.

On June 29, 2026, we also engaged AMCM, an affiliate of our Sponsor, to provide consulting and advisory services to us in connection with our initial Business Combination, for which it will receive a deferred advisory fee of up to $2,765,000, payable solely if we complete the initial Business Combination and with respect to amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the completion of the initial Business Combination. The deferred advisory fee will be calculated based on the amount of these redemptions, subject to a minimum fee of $625,000. The deferred advisory fee will be reimbursed from a portion of the fees paid to the underwriters.

Contingent Fees

We have entered into a fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2026, the amount of these contingent fees with the service provider was $1,401,828.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting estimates:

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees and other costs that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Upon completion of the Initial Public Offering on July 1, 2026, offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares as of June 30, 2026 were reduced for the effect of an aggregate of 43,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised, in full or in part, by the underwriters (see Note 6). As of June 30, 2026, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncement, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an EGC and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an EGC, whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, directors, our Sponsor and its respective affiliates and/or any of their respective principals and employees are subject to legal proceedings.

Additionally, we and our Sponsor and its affiliates are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Sponsor or its affiliates, or legal or regulatory proceedings or investigations against us or our Sponsor or its affiliates. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors disclosed in the final prospectus we filed with the SEC in connection with our Initial Public Offering on June 30, 2026, which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On March 31, 2026, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through June 30, 2026, the Company effectuated share recapitalizations and a share surrender resulting in the Sponsor holding an aggregate of 9,918,750 Class B ordinary shares. The Sponsor agreed to forfeit up to 1,293,750 Class B ordinary shares to the extent that the Full Over-Allotment is not exercised so that the Class B ordinary shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 30, 2026, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units and 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,466,667 Private Placement Warrants, including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000, in a private placement to the Sponsor.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $22,451,800 (including deferred underwriting discounts of $13,825,000). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $395,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the Private Placement as is described in our final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).
10.2

Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).

10.3

Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).

10.4	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).
10.5

Consulting and Advisory Services Agreement between the Company and Ares Management Capital Markets LLC (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, filed with the SEC on June 12, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith

**These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION III

Dated: August 13, 2026	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer
(Principal Financial Officer)