Form 10-Q
period 2026-09-30
Ares Acquisition Corp III
filed 2026-11-09
CIK 2128115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2026, 39,500,000 Class A ordinary shares, par value $0.0001, and 9,875,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION III

Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheet as of September 30, 2026	3
Unaudited Condensed Statements of Operations for the three months ended September 30, 2026 and for the period from March 25, 2026 (Inception) through September 30, 2026	4
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2026 and for the period from March 25, 2026 (Inception) through September 30, 2026	5
Unaudited Condensed Statement of Cash Flows for the period from March 25, 2026 (Inception) through September 30, 2026	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ARES ACQUISITION CORPORATION III

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Current assets:
Cash	$1,983,588
Prepaid expenses	243,783
Total current assets	2,227,371
Investments held in Trust Account	398,588,581
Total assets	$400,815,952

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$323,416
Accrued offering costs	98,125
Total current liabilities	421,541
Deferred underwriting and advisory fees	13,825,000
Total liabilities	14,246,541

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 39,500,000 shares subject to possible redemption at $10.09 per share	398,488,581

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; none issued and outstanding (excluding 39,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; 9,875,000 shares issued and outstanding	988
Additional paid-in capital	—
Accumulated deficit	(11,920,158)
Total shareholders’ deficit	(11,919,170)
Total liabilities and shareholders’ deficit	$400,815,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period
		from March 25,
	For the three	2026 (Inception)
	months ended	through
	September 30, 2026	September 30, 2026
General and administrative expenses	$641,971	$671,260
Loss from operations	(641,971)	(671,260)
Other income:
Investment income on investments held in Trust Account	3,588,581	3,588,581
Total other income	3,588,581	3,588,581
Net income	$2,946,610	$2,917,321

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	39,500,000	19,126,316
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.10

Basic weighted average shares outstanding of Class B ordinary shares	9,875,000	9,236,842
Basic net income per share, Class B ordinary shares	$0.06	$0.10
Diluted weighted average shares outstanding of Class B ordinary shares	9,875,000	9,875,000
Diluted net income per share, Class B ordinary shares	$0.06	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM MARCH 25, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

					Total
			Additional		Shareholders’
	Class B Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 25, 2026 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	9,875,000	988	24,012	—	25,000
Net loss	—	—	—	(17,071)	(17,071)
Balance as of March 31, 2026(1)	9,875,000	988	24,012	(17,071)	7,929
Net loss	—	—	—	(12,218)	(12,218)
Balance as of June 30, 2026(1)	9,875,000	988	24,012	(29,289)	(4,289)
Sale of Private Placement Warrants	—	—	11,200,000	—	11,200,000
Fair value of Public Warrants at issuance	—	—	1,927,210	—	1,927,210
Allocated value of transaction costs to Class A ordinary shares	—	—	(110,133)	—	(110,133)
Accretion of Class A ordinary shares to redemption amount	—	—	(13,041,089)	(14,837,479)	(27,878,568)
Net income	—	—	—	2,946,610	2,946,610
Balance as of September 30, 2026	9,875,000	$988	$—	$(11,920,158)	$(11,919,170)
(1)On June 30, 2026, the underwriters partially exercised their over-allotment option and 1,250,000 Class B ordinary shares were no longer subject to forfeiture (see Note 6). All share and per share amounts were retroactively restated to reflect the share recapitalizations and share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION III

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period
from March 25,
2026 (Inception)
through
September 30, 2026
Cash flows from operating activities:
Net income	$2,917,321
Payment of formation costs through issuance of Class B ordinary shares	21,037
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(3,588,581)
Changes in operating assets and liabilities:
Prepaid expenses	(243,783)
Accrued expenses	323,416
Net cash used in operating activities	(570,590)

Cash flows from investing activities:
Cash deposited in Trust Account	(395,000,000)
Net cash used in investing activities	(395,000,000)

Cash flows from financing activities:
Proceeds received from Initial Public Offering, gross	395,000,000
Proceeds received from sale of Private Placement Warrants	11,200,000
Repayment of promissory note	(156,632)
Payment of underwriting and advisory fee	(7,900,000)
Payment of offering costs	(589,190)
Net cash provided by financing activities	397,554,178

Net change in cash	1,983,588
Cash – beginning of period	—
Cash – end of period	$1,983,588

Supplemental disclosure of non-cash activities
Offering costs included in accrued offering costs	$98,125
Deferred offering costs paid by Sponsor through promissory note	$156,632
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$3,963
Deferred underwriting and advisory fees	$13,825,000

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 25, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering of the Company’s securities (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the identification of a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 29, 2026. On July 1, 2026, the Company completed its Initial Public Offering of 39,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,000,000 Units to cover over-allotments (the “Over-Allotment Units”), at a purchase price of $10.00 per Unit (see Note 3). Each Unit consists of one Class A ordinary share and one-tenth of one redeemable warrant (“Public Warrant”). The Initial Public Offering generated gross proceeds of $395,000,000, and incurred offering costs of $22,572,910, of which $13,825,000 was for deferred underwriting discounts (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,466,667 warrants (the “Private Placement Warrants”), including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000, in a private placement (the “Private Placement”) to Ares Acquisition Holdings III LP, a Cayman Island limited partnership (the “Sponsor”).

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

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, including interest earned on the funds held in the Trust Account less (i) amounts withdrawn or eligible to be withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years) (such amounts “Working Capital Withdrawals”); and (ii) amounts withdrawn or eligible to be withdrawn to pay the Company’s tax obligations (such amounts “Tax Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has until the earliest of July 1, 2028, the end of the Extended Period (as defined below) and such earlier date as the Company’s board of directors may approve to complete a Business Combination (the “Combination Period”). Upon the Company entering into a letter of intent with a potential target business in connection with an initial Business Combination, the period of time in which the Company may complete a Business Combination will be automatically extended from 24 months to 30 months from the closing of the Initial Public Offering (the “Extended Period”). The Combination Period currently expires on July 1, 2028. If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares. Any such redemption will be at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less Working Capital Withdrawals, Tax Withdrawals and up to $100,000 of interest that may be released to the Company to fund the costs and expenses of its dissolution and liquidation) divided by the number of the then-outstanding Public Shares (together with the Working Capital Withdrawals and the Tax Withdrawals, the “Permitted Withdrawals”). Any such redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2026, the Company had $1,983,588 in cash held outside of the Trust Account and working capital of $1,805,830.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of Class B ordinary shares, a loan of $156,632 from the Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On July 8, 2026, the Company repaid the outstanding balance of $156,632 under the Promissory Note.

In addition, the Company may withdraw interest earned on the Trust Account to fund its working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years). And in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) (see Note 4). As of September 30, 2026, the Company had not made any Working Capital Withdrawals, and no amounts were outstanding under any Working Capital Loans.

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

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,983,588 of cash and no cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, assets held in the Trust Account are comprised of cash and investments in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices in active markets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2026, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The fair value for trading securities is determined using quoted market prices in active markets.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instruments are initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees and other costs that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Upon completion of the Initial Public Offering, offering costs allocated to the Class A ordinary shares were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as warrants after management’s evaluation are accounted for under equity treatment.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2026, 39,500,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the securities. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$395,000,000
Less:
Proceeds allocated to Public Warrants	(1,927,210)
Class A ordinary shares subject to possible redemption, issuance costs	(22,462,777)
Plus:
Accretion of carrying value to redemption value	27,878,568
Class A ordinary shares subject to possible redemption as of September 30, 2026	$398,488,581

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering or the sale of the Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended		For the period from March 25, 2026
	September 30, 2026		(Inception) through September 30, 2026
	Class A ordinary	Class B ordinary	Class A ordinary	Class B ordinary
	shares	shares	shares	shares
Basic and diluted net income per share:
Numerator:
Allocation of net income, basic	$2,357,288	$589,322	$1,967,256	$950,065
Allocation of net income, diluted	2,357,288	589,322	1,923,968	993,353
Denominator:
Basic weighted average shares outstanding	39,500,000	9,875,000	19,126,316	9,236,842
Diluted weighted average shares outstanding	39,500,000	9,875,000	19,126,316	9,875,000
Basic net income per share	$0.06	$0.06	$0.10	$0.10
Diluted net income per share	$0.06	$0.06	$0.10	$0.10

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

On July 1, 2026, the Company completed its Initial Public Offering of 39,500,000 Units, including 5,000,000 Over-Allotment Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $395,000,000, and incurring offering costs of $22,572,910, of which $13,825,000 was for deferred underwriting discounts (see Note 5). Each Unit consists of one Class A ordinary share and one-tenth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

4. RELATED PARTY TRANSACTIONS

Class B Ordinary Shares

On March 31, 2026, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through July 1, 2026, the Company effectuated share recapitalizations and a share surrender resulting in the Sponsor holding an aggregate of 9,918,750 Class B ordinary shares, which would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The Sponsor agreed to forfeit up to 1,293,750 Class B ordinary shares to the extent that the Full Over-Allotment (as defined below) is not exercised so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 30, 2026, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units and 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On August 14, 2026, following the expiration of the remaining over-allotment option, the Sponsor forfeited 43,750 Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination, or earlier at the option of the holder of the Class B ordinary shares, on a one-for-one basis, subject to certain adjustments (see Note 6).

The Sponsor has agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

Promissory Note

On March 31, 2026, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $400,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2026 and the completion of the Initial Public Offering. The Company repaid the entire outstanding balance of $156,632 under the Promissory Note on July 8, 2026. Borrowings under the Promissory Note were no longer available after completion of the Initial Public Offering.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, provide the Company with Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may only use working capital held outside the Trust Account to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On June 29, 2026, the Company entered into an agreement with the Sponsor to pay a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or liquidation of the Company. The Company incurred $50,001 and $51,112 for the three months ended September 30, 2026 and for the period from March 25, 2026 (inception) through September 30, 2026, respectively, in connection with such services. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2026, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying unaudited condensed balance sheet.

Advisory Agreement

On June 29, 2026, the Company engaged Ares Management Capital Markets LLC (“AMCM”), an affiliate of the Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. As payment for such services, AMCM received an advisory fee of $1,580,000, paid upon the closing of the Initial Public Offering, and will receive a deferred advisory fee of up to $2,765,000, payable solely if the Company completes the initial Business Combination and with respect to amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the completion of the initial Business Combination. The deferred advisory fee will be calculated based on the amount of these redemptions, subject to a minimum fee of $625,000. These fees will be reimbursed from a portion of the fees paid to the underwriters.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2026, the amount of these contingent fees with the service provider was $1,886,396.

6. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 39,500,000 Class A ordinary shares that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the unaudited condensed balance sheet.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On June 30, 2026, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units and 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On August 14, 2026, following the expiration of the remaining over-allotment option, the Sponsor forfeited 43,750 Class B ordinary shares. As of September 30, 2026, there were 9,875,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of September 30, 2026, there were 11,416,667 warrants outstanding (7,466,667 Private Placement Warrants and 3,950,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Public Warrants that are attached to Class A ordinary shares that are redeemed prior to, or in connection with, completion of the Company’s initial Business Combination will be cancelled and expire upon redemption of such shares without the payment or any additional consideration.

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

The Company has agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement relating to the Initial Public Offering or a new registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after such closing, and to maintain the effectiveness of such registration statement, and a current prospectus relating to it, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act. In the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants (see Note 4) are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis, be non-redeemable and be entitled to registration rights.

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

8. FAIR VALUE MEASUREMENTS

As of September 30, 2026, assets held in the Trust Account are comprised of cash and investments in U.S. government securities. During the three months ended September 30, 2026 and for the period from March 25, 2026 (inception) through September 30, 2026, the Company did not withdraw any interest income from the Trust Account. The following table presents information about the Company’s financial assets that are measured at fair value as of September 30, 2026, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		As of September 30,
Description	Level	2026
Assets, at fair value
Investments held in Trust Account	1	$398,588,581

ARES ACQUISITION CORPORATION III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants was $1,927,210, or $0.49 per Public Warrant. The fair value of Public Warrants was determined using a Black-Scholes option pricing model. The Public Warrants have been classified within shareholders’ deficit and do not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

As of July 1, 2026
Underlying stock price	$9.95
Exercise price	$11.50
Expected term to de-SPAC (in years)	2.5
Volatility	9.00%
Risk-free rate	4.18%

9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. The CODM reviews several key metrics, including general and administrative expenses and investment income on investments held in the Trust Account, both of which are included in the accompanying unaudited condensed statements of operations.

The CODM reviews investment income on investments held in the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

10. SUBSEQUENT EVENTS

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

As indicated in the accompanying financial statements, as of September 30, 2026, we had $1,983,588 in cash held outside of the Trust Account. We expect to incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

On July 1, 2026, we completed our Initial Public Offering of 39,500,000 Units, including 5,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $395,000,000, and incurring offering costs of $22,572,910, of which $13,825,000 was for deferred underwriting discounts.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,466,667 Private Placement Warrants, including 666,667 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $11,200,000, to the Sponsor.

Upon the closing of the Initial Public Offering and the Private Placement, $395,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account located in the United States and invested solely in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for Permitted Withdrawals, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until the earliest of July 1, 2028, the end of the Extended Period and such earlier date as the Company’s board of directors may approve to complete a Business Combination. The Combination Period currently expires on July 1, 2028. If we are unable to complete a Business Combination within the Combination Period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares. Any such redemption will be at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less Working Capital Withdrawals, Tax Withdrawals and up to $100,000 of interest that may be released to the Company to fund the costs and expenses of its dissolution and liquidation) divided by the number of the then-outstanding Public Shares. Any such redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Results of Operations

All activity for the period from March 25, 2026 (inception) through September 30, 2026 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the identification of a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,946,610, which consisted of investment income earned on investments held in Trust Account of $3,588,581, offset by general and administrative costs of $641,971.

For the period from March 25, 2026 (inception) through September 30, 2026, we had net income of $2,917,321, which consisted of investment income earned on investments held in Trust Account of $3,588,581, offset by general and administrative costs of $671,260.

Liquidity and Capital Resources

As of September 30, 2026, we had $1,983,588 in cash held outside of the Trust Account and working capital of $1,805,830.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares, a loan of $156,632 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On July 8, 2026, we repaid the outstanding balance of $156,632 under the Promissory Note.

In addition, we may withdraw interest earned on the Trust Account to fund our working capital requirements, subject to an annual limit of $500,000 (plus the rollover of unused amounts from prior years). And in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, provide us with Working Capital Loans (see Note 4). As of September 30, 2026, we had not made any Working Capital Withdrawals, and no amounts were outstanding under any Working Capital Loan.

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

Contingent Fees

We have entered into a fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of September 30, 2026, the amount of these contingent fees with the service provider was $1,886,396.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2026, 39,500,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering or the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an EGC, whichever is earlier.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On March 31, 2026, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through July 1, 2026, the Company effectuated share recapitalizations and a share surrender resulting in the Sponsor holding an aggregate of 9,918,750 Class B ordinary shares. The Sponsor agreed to forfeit up to 1,293,750 Class B ordinary shares to the extent that the Full Over-Allotment is not exercised so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On June 30, 2026, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units and 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On August 14, 2026, following the expiration of the remaining over-allotment option, the Sponsor forfeited 43,750 Class B ordinary shares.

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

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $22,572,910 (including deferred underwriting discounts of $13,825,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $395,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the Private Placement as is described in our final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).
10.1	Registration and Shareholder Rights Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on July 2, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith

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

ARES ACQUISITION CORPORATION III

Dated: November 9, 2026	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman
(Principal Executive Officer)

Dated: November 9, 2026	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer
(Principal Financial Officer)